Form 10-K
period 2005-12-31
Merrill Lynch Mortgage Trust 2005-MKB2
filed 2006-03-30
CIK 1320550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333-116820-03

Merrill Lynch Mortgage Investors, Inc.
(as depositor for Merrill Lynch Mortgage Trust 2005-MKB2,
Commercial Mortgage Pass-Through Certificates, Series 2005-MKB2)
(Exact name of registrant as specified in its charter)

Delaware	13-3416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Vesey Street, 4 World Financial Center, 16th Floor, New York, New York 10080
(Address of principal executive offices)

Registrant’s telephone number, including area code: 212-449-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

See Item 15(a), Exhibits 99.1, 99.2 and 99.3 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement for the Merrill Lynch Mortgage Trust 2005-MKB2, Commercial Mortgage Pass-Through Certificates, Series 2005-MKB2 (the “Trust”), the Trustee, the Master Servicer, the Special Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market for the Certificates exists.
Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 100.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Item 15(a), Exhibits 99.1, 99.2 and 99.3 for information provided in lieu of information required by Item 300 of Regulation S-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index below:

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Registrant's Certificate of Incorporation*
3(ii)	Registrant's By-laws*
4	Pooling and Servicing Agreement (filed as part of a Current Report on Form 8-K)
31	Sarbanes-Oxley Certification
99.1(a)	Annual Independent Accountants’ Report, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer
99.1(b)	Annual Independent Accountants’ Report, Clarion Partners, LLC., as Special Servicer
99.2(a)	Report of Management, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer
99.2(b)	Report of Management, Clarion Partners, LLC., as Special Servicer
99.3(a)	Annual Statement of Compliance, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer
99.3(b)	Annual Statement of Compliance, Clarion Partners, LLC., as Special Servicer

* The constituent documents for the MLMT 2005-MKB2 are a pooling and servicing agreement dated as of March 1, 2005 (the "Pooling and Servicing Agreement"), which has been filed pursuant to a Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Mortgage Investors, Inc. (as depositor for Merrill Lynch Mortgage Trust 2005-MKB2, Commercial Mortgage Pass-Through Certificates, Series 2005-MKB2)
(Registrant)

By: /s/ David M. Rodgers
Name: David M. Rodgers
Title: Executive Vice President, Chief Officer in Charge of Commercial Mortgage Securitization

Date: March 29, 2006